Form 10-Q
period 2007-06-30
Reef Global Energy IX, L.P.
filed 2007-08-20
CIK 1387717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File Number: 333-122935-04

REEF GLOBAL ENERGY IX, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-8785577
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300
Richardson, Texas 75080	(972) 437-6792
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 14, 2007, the registrant had 22.792 units held by the managing general partner, 364.561 units of additional general partner interest and 68.480 units of limited partner interest outstanding.

Reef Global Energy IX, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IX, L.P.

Condensed Balance Sheet

June 30,
2007
(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$6,218,421
Accounts receivable from affiliates	385,968
Total current assets	6,604,389

Property and equipment:
Unproved properties	1,600,000
Net property and equipment	1,600,000

Total assets	$8,204,389

Liabilities and partnership Equity

Current liabilities:
Accounts payable to affiliates	$339,192
Total current liabilities	339,192

Noncurrent liabilities:
Accounts payable to affiliates	121,434
Total non-current liabilities	121,434

Partnership Equity
General partners	6,276,178
Limited partners	1,077,848
Managing general partner	389,737
Partnership equity	7,743,763

Total liabilities and partnership equity	$8,204,389

See accompanying notes to condensed financial statements.

Reef Global Energy IX, L.P.

Condensed Statement of Operations

Period from inception (April 6, 2007) to June 30, 2007
(Unaudited)

Costs and expenses:
General and administrative expenses	$726
Organization expenses	50,000
Total costs and expenses	50,726

Loss from operations	(50,726)

Other income:
Interest income	25,121
Total other income	25,121

Net loss	$(25,605)

Net loss per general partner unit	$(85.12)
Net loss per limited partner unit	$(85.12)
Net income per managing general partner unit	$207.50

See accompanying notes to condensed financial statements.

Reef Global Energy IX, L.P.

Condensed Statement of Cash Flows

Period from inception (April 6, 2007) to June 30, 2007
(Unaudited)

Operating Activities
Net loss	$(25,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable to affiliates	250
Net cash used in operating activities	(25,355)

Investing Activities
Property acquisition and development	(1,600,000)
Net cash used in investing activities	(1,600,000)

Financing Activities
Partner capital contributions	8,627,529
Offering costs	(783,753)
Net cash provided by financing activities	7,843,776

Net increase in cash and cash equivalents	6,218,421
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$6,218,421

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$385,968
Offering costs included in accounts payable to affiliates	$338,942
Offering costs included in non-current accounts payable to affiliates	$121,434

See accompanying notes to condensed financial statements.

Reef Global Energy IX, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2007

1. Organization and Basis of Presentation

Reef Global Energy IX, L.P. (the Partnership) is the fourth in a series of four Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the Program), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the SEC) on July 7, 2005. In order to be formed, each partnership was required to sell a minimum of 40 partnership units at $25,000 per unit, including units purchased by the managing general partner. The Program was authorized to sell up to 1,600 limited partner units and 6,400 general partner units during the period beginning July 8, 2005 thru July 7, 2007. Reef Global Energy IX, L.P. offered 2,000 units for sale ($50,000,000), consisting of up to 400 limited partner units and up to 1,600 general partner units. Investor funds were held in escrow and were subject to reimbursement with interest if the minimum number of units was not sold. The Program filed a prospectus supplement with the SEC on February 15, 2007 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on April 6, 2007. The Partnership offering closed July 7, 2007. At June 30, 2007, sales to outside investors totaled 294.521 general partner units and 50.580 limited partner units, and sales to the managing general partner totaled 18.163 general partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (Reef) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and will also hold a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef will purchase 5% of the Partnership units and, therefore, hold 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership plans to purchase working interests in exploratory and developmental drilling prospects and drill oil and gas wells located primarily onshore in the continental United States. Other partnerships formed as a part of this Program, as well as other private drilling partnerships managed by Reef may also own interests in the wells purchased by this Partnership. In instances where Reef affiliated entities own a majority interest in a well, the well may be operated by OREI, Inc. (OREI) or Reef Exploration, L.P. (RELP), affiliates of the managing general partner. As of June 30, 2007, the Partnership had purchased a working interest in a developmental prospect operated by RELP upon which a minimum of eight wells are expected to be drilled. The Partnership expects to purchase working interests in additional prospects and conduct drilling activities during 2007 and 2008 on those prospects purchased by the Partnership.

During the year following completion of the drilling phase of the Partnership, all investor general partner units will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, certain expense items are allocated differently between the managing general partner and the investor partners. Organization and offering costs are allocated 100% to investor partners as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Cash distributions to partners of the net cash flow from interest income and oil and gas sales revenues, less operating, general and administrative, and other costs will be distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank. The carrying value of the Partnership’s cash equivalents approximates fair value.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership does not expect to engage in commodity futures trading or hedging activities and does not expect to enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Organization and Offering Costs

Organization and offering costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements for the period from inception (April 6, 2007) to June 30, 2007. Offering costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $1,244,129 as of June 30, 2007, have been recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the period from inception (April 6, 2007) to June 30, 2007, the Partnership held no productive oil and gas assets and recognized no property impairment.

Restoration, Removal, and Environmental Liabilities

The Partnership is subject to extensive Federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted values unless the timing of cash payments for the liability or component is fixed or reliably determinable.

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. As of June 30, 2007 the Partnership had no productive long-lived assets and therefore had no asset retirement obligations.

Recognition of Revenue

The Partnership expects to enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership will utilize the sales method of accounting for recording imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be recorded in the financial statements. As of June 30, 2007, the Partnership had no oil and gas production, and, therefore, had no gas imbalances.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

3. Transactions with Affiliates

The Partnership has no employees. RELP, an affiliate of Reef formed in 2005, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. No technical services or administrative costs were incurred by the Partnership for the period from inception (April 6, 2007) to June 30, 2007.

Accounts payable to affiliates totaled $339,192 as of June 30, 2007. The balance includes $338,942 due Reef for the unpaid portion of the 15% management fee paid for organization and offering costs, including sales commissions, and $250 due as reimbursement for third party administrative expenses paid by RELP.

Non-current accounts payable to affiliates as of June 30, 2007 totals $121,434, representing the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially receives an amount not to exceed 13.5% to recover actual commissions and organization and offering costs. The $121,434 represents the portion of the management fee in excess of actual commissions and organization and offering costs, and will be paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The timing of the recovery is solely at the discretion of the managing general partner. The Partnership currently has no productive properties. The liability has been classified as non-current on the balance sheet presented because the initial date and timing of repayment is currently unknown.

The Partnership has a receivable from Reef at June 30, 2007 related to its capital contribution. The balance due consists of $385,968 for the purchase of 18.163 Partnership units (5%). Reef is required to purchase a minimum of 5% of the units in the Partnership at a price net of the 15% management fee. Reef paid the $385,968 during August 2007.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. During the period from inception (April 6, 2007) to June 30, 2007, the Partnership had no drilling or production activities and paid no operator fees to RELP in connection with this obligation.

4. Major Customers

The Partnership will sell crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of June 30, 2007, the Partnership had no oil and gas production and, therefore, had no customers. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

6. Partnership Equity

Sales of Partnership units began on February 15, 2007. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on April 6, 2006, and the sale of Partnership units was closed on July 7, 2007. As of June 30, 2007, the Partnership had raised $8,627,529 from the sale of 345.101 Partnership units to investor partners. Reef had purchased 18.163 units (5%) for $385,968. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership.

As of June 30, 2007, the Partnership has $7,719,368 available for Partnership oil and gas operations, net of the 15% management fee of $1,294,129. Of the $1,294,129 management fee, offering costs were $1,244,129 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7. Partnership Projects

As of June 30, 2007, the Partnership has purchased an interest in a developmental prospect operated by RELP upon which a minimum of eight wells are expected to be drilled. Drilling operations commenced in August 2007 on the initial well. The Partnership expects to purchase working interests in additional prospects and conduct drilling operations during 2007 and 2008 on those prospects. The Partnership expects to drill a total of approximately 10-12 wells with the capital raised by the Partnership.

8. Subsequent Events

The Partnership offering closed on July 7, 2007. The Partnership raised $10,826,028 from the sale of 433.041 Partnership units to investor partners. Reef purchased 22.792 units (5%) for $484,322. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership.

As of July 7, 2007, the Partnership had $9,686,446 available for Partnership oil and gas operations, net of the 15% management fee of $1,623,904. Of the $1,623,904 management fee, offering costs were $1,573,904 and organization costs were $50,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial position, results of operations, liquidity and capital resources. The information below should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements.

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements made in this Report.  Specifically, the following statements are forward-looking:

•                                     statements regarding the Partnership’s overall strategy for acquiring prospects, including its intent to diversify the Partnership’s investments;

•                                     statements estimating any number or specific type or size of prospects the Partnership may acquire or size of the interest the Partnership may acquire in such prospects;

•                                     statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, competition, pricing, level of production, or the regulations that may affect the Partnership;

•                                     statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur and people and services the Partnership may employ;

•                                     any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

•                                     any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Program’s prospectus dated July 14, 2006 and prospectus supplement dated February 15, 2007.

Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Global Energy IX, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations, and to pay for such drilling operations.

To date, the Partnership has purchased an interest in one developmental prospect located in New Mexico and operated by RELP upon which it expects to drill a minimum of eight developmental wells. The Partnership expects to purchase interests in additional prospects and drill approximately 10-12 wells in total with its available capital. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may borrow any amount up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Total borrowings cannot exceed 25% of the Partnership’s aggregate capital contributions without the approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but has not and is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the condensed financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any.

Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the period from inception (April 6, 2007) to June 30, 2007, the Partnership held no productive oil and gas assets and recognized no property impairment.

The estimate of proved oil and gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, is prepared by a petroleum engineer employed by RELP utilizing the period end prices and costs as promulgated by the Securities and Exchange Commission (SEC). Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material. The Partnership held no productive oil and gas assets at June 30, 2007, and therefore has no estimated reserves.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves. The Partnership utilizes a petroleum engineer employed by RELP to prepare an estimate of proved reserves, utilizing the period end prices and costs as promulgated by the SEC, which is used to determine depreciation, depletion and amortization for financial statement purposes. Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered. Depreciation, depletion and amortization expense is computed using the units-of-production method based upon this estimate of proved reserves. During the period from inception (April 6, 2007) to June 30, 2007, the Partnership had no production of proved reserves and therefore has no depreciation, depletion, and amortization expense.

The Partnership follows Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” for all productive oil and gas wells drilled by the Partnership. This statement requires the Partnership to estimate the fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and site restoration) in the period in which the asset is placed in service. The liability recognized is offset by a corresponding increase in the carrying value of the asset. Each period the liability is accreted to its net present value with a corresponding charge to accretion expense, and the additional asset cost is amortized using the units-of-production method. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded. As of June 30, 2007, the Partnership had no productive long-lived assets and therefore had no asset retirement obligations.

Recognition of Revenue

The Partnership will enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership will utilize the sales method of accounting for recording gas imbalances. Under this method, the Partnership will record as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be disclosed in the financial statements. As of June 30, 2007, the Partnership had no gas production and therefore had no gas imbalances.

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item IA of this Report.

Liquidity and Capital Resources

Although the Partnership had been formed, it continued to raise capital after June 30, 2007.  As of June 30, 2007, the Partnership had raised $8,627,529 from the sale of 294.521 additional general partner units and 50.580 limited partner units.  Reef is required to purchase at least 5% of the Partnership units and purchased 18.163 general partner units (5%) for a total of $385,968 at June 30, 2007. The units purchased by Reef were paid for in August 2007. Organization and offering costs total $1,294,129, leaving available cash of $7,719,368 for Partnership activities. The Partnership has purchased an interest in one developmental prospect and is currently evaluating other prospects. The initial well on the prospect purchased by the Partnership began drilling operations in August 2007.

Drilling operations began in August 2007 and are expected to continue during the remainder of 2007 and 2008. During this period, the Partnership expects to utilize the capital raised through July 7, 2007, the termination date of the offering, for lease acquisition, drilling activities, and general and administrative expenses. The funds available to the Partnership as of July 7, 2007 were $9,686,446. The Partnership will pay 100% of general and administrative costs and 99% of the lease acquisition, drilling and completion costs from these funds. Reef, the managing general partner, will make additional capital contributions totaling 1% of all lease acquisition, drilling and completion costs incurred, in addition to the 4.95% share of costs it will pay for as a unit holder. To date, the Partnership has acquired working interests in one development drilling project with eight planned wells having estimated costs of $4.54 million. The Partnership will acquire additional working interests during the next several months. Drilling activity will be conducted solely with initial capital. Should additional development activity on certain Partnership prospects be required, the Partnership Agreement allows the Partnership to either use available funds or borrow money from banks or other financial sources in any amount up to 25% of Partnership capital contributions without investor partner consent. Any aggregate borrowings in excess of 25% of Partnership capital contributions must be approved by the investor partners. The Partnership expects to distribute net proceeds, if any, from successful oil and gas activities directly to the partners and to reimburse to Reef any unpaid management fees.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities.  The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

Results of Operations

Because the Partnership was formed on April 6, 2007, there is no comparable information for the three and six month periods ended June 30, 2006.

Period from Inception (April 6, 2007) thru June 30, 2007

The Partnership incurred a net loss of $25,605 during the period from inception (April 6, 2007) to June 30, 2007. The Partnership had interest income of $25,121 earned from the investment of investor partner funds, offset by $50,000 of organization expenses (a one time charge) and $726 of general and administrative costs. During the period, the Partnership purchased an interest in one developmental prospect upon which a minimum of eight developmental wells are expected to be drilled. The Partnership is not expected to have any oil and gas production until September or October of 2007.

During the remainder of 2007, the Partnership will continue drilling operations on the developmental prospect already purchased, and will review and evaluate other potential drilling prospects. Interest income from the investment of partner contributions will increase during the third quarter due to additional sales of partner units. General and administrative expenses will increase as the Partnership will begin incurring legal, accounting and printing costs in connection with required SEC filings. Administrative services costs provided by RELP will begin at such time as the Partnership has production activities, which is expected to occur in September or October 2007. Where possible, the Partnership will attempt to maximize intangible drilling cost deductions to investor partners for 2007 by prepaying costs associated with wells the Partnership expects to begin drilling prior to March 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources in any amount up to 25% of the Partnership’s aggregate capital contributions without investor approval, and allows aggregate borrowings in excess of 25% of the aggregate capital contributions to the Partnership with the consent of investor partners. Borrowings are not allowed during the initial drilling phase of the Partnership, but only for additional development drilling and facilities costs on Partnership prospects already drilled. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Exchange Rate Risk

The Partnership currently has not committed funds to any foreign projects and has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of the United States.

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended June 30, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

Oil and gas drilling is a speculative activity involving numerous risks and substantial and uncertain costs which could adversely affect the Partnership.

Drilling for oil and natural gas involves numerous risks, including the risk that no commercially productive oil and/or natural gas reserves will be discovered. There can be no assurance that wells drilled by the Partnership will be productive or recover all or any portion of the investment in such wells. Drilling and completion costs are substantial and uncertain, and drilling operations may be curtailed, delayed, or cancelled due to a variety of factors beyond our control, including shortages or delays in the availability of drilling rigs and crews, unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, and compliance with environmental and other governmental regulations. Our drilling activities may not be successful and, if unsuccessful, will have an adverse effect on the Partnership’s results of operations and cash flow available for distribution to the partners. Unexpected costs incurred in the drilling of certain wells may limit the total number of wells the Partnership is able to drill with the capital raised by the Partnership, thus increasing the overall risk of the Partnership’s drilling program.

Oil and natural gas prices are volatile.

The financial condition, results of operations, and the carrying value of our oil and natural gas properties depend primarily upon the prices received for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from oil and natural gas production. The prices for oil and natural gas are subject to a variety of factors beyond our control. These factors include:

•                                          the level of consumer demand for oil and natural gas;

•                                          the domestic and foreign supply of oil and natural gas;

•                                          the ability of the members of  OPEC to agree to and maintain oil price and production controls;

•                                          the price of foreign oil and natural gas;

•                                          domestic government regulations and taxes;

•                                          the price and availability of alternative fuel sources;

•                                          weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

•                                          market uncertainty;

•                                          political conditions in oil and natural gas producing regions, including the Middle East; and

•                                          worldwide economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, oil and gas reserves, and the carrying value of the Partnership’s oil and natural gas properties.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of oil and natural gas, currently does not expect to engage in such activities. Accordingly, the Partnership will be at risk for the volatility in oil and natural gas prices, and the level of commodity prices will have a significant impact upon the partnership’s results of operations.

We are subject to substantial operating risks that may adversely affect the results of operations.

There are numerous hazards involved in the drilling and operation of oil and natural gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities.

We cannot control activities on non-operated properties.

The Partnership may purchase minority non-operated working interests in some of the prospects it acquires. As a result, the Partnership will have limited ability to exercise influence over and control the risks associated with operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interest could reduce our production and/or revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s

•                                          timing and amount of capital expenditures;

•                                          expertise and financial resources;

•                                          inclusion of other participants in drilling wells; and

•                                          use of technology.

In addition, the Partnership could be held liable for the joint interest obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of the other working interest owners. Full development of prospects may be jeopardized in the event other working interest owners cannot pay their share of drilling and completion costs.

High demand for drilling contractors, field services and equipment, and the ability of suppliers to meet demand may limit our ability to drill and produce our oil and natural gas properties.

Due to current industry demands, drilling contractors, well service providers and related equipment and personnel are in short supply. This is causing escalating prices, delays in drilling and other exploration activities, and the possibility of poor service coupled with potential damage to downhole reservoirs and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services, and add costs for damages due to any accidents sustained from overuse of equipment and inexperienced personnel.

We face strong competition from larger oil and natural gas companies.

The oil and gas industry is highly competitive. Competition is encountered in all aspects of Partnership operations, including the acquisition of prospects for drilling and requisition of drilling and service contractors. Many of our competitors are larger, well-established companies with substantially larger operating staffs and greater capital resources than those of the Partnership, Reef and its affiliates. We may not be able to conduct our operations successfully, evaluate and select suitable prospects, obtain drilling and service contractors, consummate transactions, or obtain technical, managerial and other professional personnel in this highly competitive environment. Specifically, larger competitors may be able to pay more for prospects and competent personnel than the Partnership, Reef and its affiliates. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that will be increasingly important to success. Such competitors may also be in a better position to secure drilling and oilfield services, as well as equipment, more timely or on more favorable terms.

Oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

Upon the successful drilling of Partnership oil and gas wells, SEC rules will require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

If the Partnership acquires prospects outside the United States, it will be subject to certain risks of international operations.

To date the Partnership has not purchased any foreign prospects, and currently has no plans to acquire prospects outside of the United States. If the Partnership were to acquire prospects outside of the United States, it would be subject to risks generally associated with conducting business in foreign countries, such as:

•              foreign laws and regulations that may be materially different from those of the United States;

•              changes in applicable laws and regulations;

•              challenges to or failure of title;

•              labor and political unrest;

•              foreign currency fluctuation;

•              changes in foreign economic and political conditions;

•              export and import restrictions;

•              tariffs, customs, duties and other trade barriers;

•              difficulties in staffing and managing foreign operations;

•              longer time periods in collecting revenues;

•              difficulties in collecting accounts receivable and enforcing agreements;

•              possible loss of properties due to nationalization or expropriation; and

•              limitations on repatriation of income or capital.

In addition, in the event of a dispute, the Partnership may be subject to the exclusive jurisdiction of foreign courts and agencies, or may not be successful in obtaining jurisdiction over foreign persons in state or federal courts in the United States. The Partnership also may be hindered or prevented from enforcing its rights against foreign governments and their agencies because international law may grant foreign governments and their agencies immunity from our courts or prohibit the Partnership from bringing suit in their courts.

Reef and its affiliates have sponsored ventures in the past that have produced dry holes and abandoned wells.

Reef Global Energy Ventures II is the second public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy IX, L.P. is the fourth in a series of four limited partnerships offered under that Program. Reef and its affiliate, RELP, have sponsored 63 ventures from 1996 to the present. Among these ventures, (i) eight were dedicated almost exclusively to the purchase of interests in already producing reserves, (ii) one was dedicated primarily to the purchase of interests in already producing reserves but has the ability to use up to 20% of capital raised for development purposes, and (iii) two were dedicated to both the purchase of interests in producing wells and the use of up to 50% of capital raised for development of proven reserves.  We refer to the programs described in clauses (i) and (ii) of the preceding sentence as “income fund” ventures and to the programs described in (iii) as “income and development fund” ventures. We have also sponsored 52 drilling ventures since 1996. Together, these ventures have drilled 116 wells (102 by drilling ventures and 14 by income fund and income and development fund ventures). Of the wells drilled by Reef and its affiliates’ ventures, 50 were exploratory wells and 66 were developmental wells. Forty-six of the wells drilled were dry holes, and 4 wells were completed but were non-commercial. Of the 66 wells that were commercial, 49 are still owned by Reef or its affiliates’ ventures and are currently producing, 10 have been plugged and abandoned, 6 have been sold and 1 is currently shut-in. Using this data, approximately 56.9% of the wells drilled by these ventures were completed as commercially producing and 43.1% were dry holes (including the four wells that were completed but failed to become commercial producers). Approximately 8.6% of the wells drilled by our ventures were subsequently abandoned.

The Partnership has limited external sources of funds, which could result in a shortage of working capital.

 The Partnership intends to utilize substantially all available capital for the drilling and completion of wells and acquisition of prospects. The Partnership only has nominal funds available for partnership purposes until there are revenues from Partnership operations.  The Partnership Agreement permits the Partnership to borrow money only after drilling has been completed and all additional general partnership interests have been converted into limited partnership interests.  Any future requirement for additional funding will have to come, if at all, from the Partnership’s revenues or from borrowings. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  Reef is prohibited under the Partnership Agreement from loaning money to the Partnership, and Reef cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

Other partnerships Reef sponsors will compete with the Partnership for prospects, equipment, contractors, and personnel.

Reef plans to offer interests in other partnerships to be formed for substantially the same purposes as those of the Partnership. Therefore, a number of partnerships with unexpended capital funds, including those partnerships to be formed in future oil and gas programs sponsored by Reef, may exist at the same time.  Due to competition among the partnerships for suitable prospects and availability of equipment, contractors, and Reef’s personnel, the fact that partnerships previously organized by Reef and its affiliates may still be purchasing prospects when the Partnership is attempting to purchase prospects may make the completion of prospect acquisition activities by the Partnership more difficult.

The Partnership Agreement limits Reef’s liability to each partner and the Partnership and requires the Partnership to indemnify Reef against certain losses.

Reef will have no liability to the Partnership or to any partner for any loss suffered by the Partnership, and will be indemnified by the Partnership against loss sustained by it in connection with the Partnership if:

•              Reef determines in good faith that its action was in the best interest of the Partnership;

•              Reef was acting on behalf of or performing services for the Partnership; and

•              Reef’s actions did not constitute negligence or misconduct.

Drilling exploratory wells is riskier than drilling developmental wells.

Many of the wells drilled by Reef and its affiliates since 1996 have been exploratory wells. Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells.  Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. To date, the Partnership has not purchased any exploratory prospects with available capital.

The Partnership may be required to pay delay rentals to hold properties, which may deplete Partnership capital.

Oil and gas leases generally require that the property must be drilled upon by a certain date or additional funds known as delay rentals must be paid to keep the lease in effect.  Delay rentals typically must be paid within a year of the entry into the lease if no production or drilling activity has commenced.  If delay rentals become due on any property the Partnership acquires, the Partnership will have to pay its share of such delay rentals or lose its lease on the property.  These delay rentals could equal or exceed the cost of the property.  Further, payment of these delay rentals could seriously deplete the Partnership’s capital available to fund drilling activities when they do commence.

The Partnership may incur liability for liens against its subcontractors.

Although Reef will try to determine the financial condition of nonaffiliated subcontractors, if subcontractors fail to timely pay for materials and services, the properties of the Partnership could be subject to materialmen’s and workmen’s liens.  In that event, the Partnership could incur excess costs in discharging such liens.

Shut-in wells and delays in production may adversely affect Partnership operations.

Production from wells drilled in areas remote from marketing facilities may be delayed until sufficient reserves are established to justify construction of necessary pipelines and production facilities. In addition, production from wells may be reduced or delayed due to seasonal marketing demands. Wells drilled for the Partnership may have access to only one potential market. Local conditions, including closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, and development of local oversupply or deliverability problems could halt sales from Partnership wells.

The production and producing life of Partnership wells is uncertain.

Production from successful Partnership wells will decline. It is not possible to predict the life and production of any well. The actual lives could differ from those anticipated. Sufficient oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from the Partnership’s oil and natural gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well’s initial production.

Extreme weather conditions may adversely affect drilling operations and distributions.

The Partnership may conduct drilling operations in the Gulf of Mexico region of Louisiana and Texas. This region is susceptible to extreme weather conditions, especially those associated with hurricanes. In the event of a hurricane and related storm activity, such as windstorms, storm surges, floods and tornados, Partnership operations in the region may be adversely affected. The occurrence of a hurricane or other extreme weather may harm or delay the Partnership’s drilling operations or distribution of revenues, if any.

Our dependence on third parties for the processing and transportation of oil and gas may adversely affect the Partnership’s revenues and, consequently, the distribution of net cash flows to investor partners.

We rely on third parties to process and transport the oil and gas produced by the Partnership’s successful wells. In the event a third party upon whom we rely is unable to provide transportation or processing services, and another third party is unavailable to provide such services, the Partnership may have to temporarily shut-in successful wells, and revenues to the Partnership and distributions to investor partners related to those wells may be delayed or reduced.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program and filed a prospectus supplement describing the Partnership on February 15, 2007. At such time Reef commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program’s dealer manager, Reef Securities, Inc., and a number of soliciting dealers. The offering period ended July 7, 2007.

As of June 30, 2007, the Partnership had sold 345.101 units to investor partners, consisting of 50.580 units of limited partner interest and 294.521 units of additional general partner interest. Reef purchased 18.163 general partner units, equaling 5.00% of the total Partnership units sold at June 30, 2007. Total offering proceeds were $9,013,497. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,294,129, leaving capital contributions of $7,719,368 available for Partnership oil and gas operations. As of June 30, 2007, the Partnership had expended $1,600,000 on property acquisitions and $726 on general and administrative expenses, including amounts in accounts payable at June 30, 2007.

The Partnership intends to utilize the remaining capital as of June 30, 2007, plus additional capital raised subsequent to June 30, 2007, for oil and gas activities during 2007 and 2008.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY IX, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

Dated:	August 20, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	August 20, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)