Form 10-Q
period 2007-09-30
Reef Global Energy IX, L.P.
filed 2007-11-14
CIK 1387717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number: 333-122935-04

REEF GLOBAL ENERGY IX, L.P.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8785577 (I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080 (Address of principal executive offices, including zip code)	(972) 437-6792 (Registrant’s telephone number, including area code)

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

As of November 14, 2007, the registrant had 22.792 units held by the managing general partner, 370.561 units of additional general partner interest and 62.480 units of limited partner interest outstanding.

Reef Global Energy IX, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IX, L.P.

Condensed Balance Sheet

September 30,
2007
(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$8,387,411
Accounts receivable from affiliates	19,591
Total current assets	8,407,002

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $0	2,076,606
Unproved properties	650,454
Net oil and gas properties	2,727,060

Total assets	$11,134,062

Liabilities and partnership Equity

Current liabilities:
Accounts payable to affiliates	$1,336,299
Total current liabilities	1,336,299

Partnership Equity
General partners	7,940,788
Limited partners	1,338,890
Managing general partner	518,085
Partnership equity	9,797,763

Total liabilities and partnership equity	$11,134,062

See accompanying notes to condensed financial statements.

Reef Global Energy IX, L.P.

Condensed Statement of Operations

	Three months ended September 30, 2007	Period from inception (April 6, 2007) to September 30, 2007
	(Unaudited)	(Unaudited)

Costs and expenses:
General and administrative expenses	$6,658	$7,384
Organization expenses	—	50,000
Total costs and expenses	6,658	57,384

Loss from operations	(6,658)	(57,384)

Other income:
Interest income	73,989	99,110
Total other income	73,989	99,110

Net income	$67,331	$41,726

Net income per general partner unit	$148.75	$63.63
Net income per limited partner unit	$148.75	$63.63
Net income per managing general partner unit	$414.32	$621.82

See accompanying notes to condensed financial statements.

Reef Global Energy IX, L.P.

Condensed Statement of Cash Flows

Period from inception (April 6, 2007) to September 30, 2007
(Unaudited)

Operating Activities
Net income	$41,726
Adjustments to reconcile net income to net cash provided by in operating activities:
Changes in operating assets and liabilities:
Accounts payable to affiliates	48,647
Net cash provided by operating activities	90,373

Investing Activities
Property acquisition and development	(1,593,120)
Net cash used in investing activities	(1,593,120)

Financing Activities
Partner capital contributions	11,310,350
Offering costs	(1,420,192)
Net cash provided by financing activities	9,890,158

Net increase in cash and cash equivalents	8,387,411
Cash and cash equivalents at inception	—
Cash and cash equivalents at end of period	$8,387,411

Non-cash investing transactions:
Property additions included in accounts payable to affiliates	$1,133,940
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$19,591
Offering costs included in accounts payable to affiliates	$153,712

See accompanying notes to condensed financial statements.

Reef Global Energy IX, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2007

1. Organization and Basis of Presentation

Reef Global Energy IX, L.P. (the Partnership) is the fourth in a series of four Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the Program), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the SEC) on July 7, 2005. In order to be formed, each partnership was required to sell a minimum of 40 partnership units at $25,000 per unit, including units purchased by the managing general partner. The Program was authorized to sell up to 1,600 limited partner units and 6,400 general partner units during the period beginning July 8, 2005 thru July 7, 2007. Reef Global Energy IX, L.P. offered 2,000 units for sale ($50,000,000), consisting of up to 400 limited partner units and up to 1,600 general partner units. Investor funds were held in escrow and were subject to reimbursement with interest if the minimum number of units was not sold. The Program filed a prospectus supplement with the SEC on February 15, 2007 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on April 6, 2007. The Partnership offering closed July 7, 2007, with sales to outside investors totaling 370.561 general partner units and 62.480 limited partner units, and sales to the managing general partner totaling 22.792 general partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (Reef) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs when incurred. This 11% interest is not represented by Partnership units. In addition, Reef purchased 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchases working interests in exploratory and developmental drilling prospects and drills oil and gas wells located primarily onshore in the continental United States. Other partnerships formed as a part of this Program, as well as other private drilling partnerships managed by Reef may also own interests in the wells purchased by this Partnership. In instances where Reef affiliated entities own a majority interest in a well, the well may be operated by Reef Exploration, L.P. (RELP), an affiliate of the managing general partner. The Partnership began drilling activities during July 2007. As of September 30, 2007, the Partnership has purchased working interests in two developmental prospects upon which a total of nine wells are expected to be drilled. The Partnership expects to purchase working interests in additional prospects and conduct drilling activities during 2007 and 2008 on those prospects purchased by the Partnership.

During the year following completion of the drilling phase of the Partnership, all investor general partner units will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, certain expense items are allocated differently between the managing general partner and the investor partners. Organization and offering costs are allocated 100% to investor partners as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Cash distributions to partners of the net cash flow from interest income and oil and gas sales revenues, less operating, general and administrative, and other costs will be distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners. Cash distributions to partners are expected to begin during the fourth quarter of 2007.

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

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by various factors, including, but not limited to, local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

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

Organization and Offering Costs

Organization and offering costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements for the period from inception (April 6, 2007) to September 30, 2007. Offering costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $1,573,904, have been recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of proved crude oil and natural gas properties, except in unusual circumstances. Unproved properties consist of undeveloped leasehold interests. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the remaining lease term as well as geographic and geologic data obtained relating to the properties. During the three month period ended September 30, 2007 and the period from inception (April 6, 2007) to September 30, 2007, the Partnership recognized no property impairment expense.

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

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As of September 30, 2007 the Partnership had no productive long-lived assets and therefore had no asset retirement obligations.

Recognition of Revenue

The Partnership expects to enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership will utilize the sales method of accounting for recording imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be recorded in the financial statements. As of September 30, 2007, the Partnership had no oil and gas production, and, therefore, had no gas imbalances.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

3. Transactions with Affiliates

Reef, as the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the three month period ended September 30, 2007 and the period from inception (April 6, 2007) to September 30, 2007, this 1% obligation totaled $19,591 and $19,591. This obligation for the third quarter is shown in accounts receivable from affiliates on the accompanying balance sheet. The Partnership settles its balances with Reef on a quarterly basis.

RELP, an affiliate of Reef, processes joint interest billings on behalf of the Partnership. At September 30, 2007, the Partnership owed RELP $1,016,396 for net drilling invoices processed by RELP on behalf of the Partnership. The Partnership settles its balances with RELP on a quarterly basis.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month period ended September 30, 2007 and the period from inception (April 6, 2007) to September 30, 2007, the Partnership incurred technical services costs totaling $117,544 and $117,544, which have been capitalized as project costs. At September 30, 2007, the partnership owed RELP $117,544 for technical services.

 Accounts payable to affiliates at September 30, 2007 also includes $202,359 for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef receives reimbursement for actual commissions and organization and offering costs as incurred. The remaining balance will be paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The September 30, 2007 balance includes $48,647 for actual commissions and organization and offering costs which will be paid to Reef during the fourth quarter of 2007, and $153,712 to be paid from cash flows available for partner distributions. The Partnership expects to begin recovery of the $153,712 unpaid management fee in January 2008.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. During the third quarter, the Partnership paid $7,015 of drilling fees and $0 of operator fees to RELP in connection with this obligation.

4. Major Customers

The Partnership will sell crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of September 30, 2007, the Partnership had no oil and gas production and, therefore, had no customers. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

6. Partnership Equity

Sales of Partnership units began on February 15, 2007. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on April 6, 2007, and the sale of Partnership units was closed on July 7, 2007. The partnership raised $10,826,028 from the sale of 433.041 Partnership units to investor partners. Reef purchased 22.792 units (5%) for $484,322. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. As of September 30, 2007, Reef had accrued $19,591in connection with this obligation, which was paid to the Partnership in November 2007.

The Partnership has $9,706,037 available for Partnership oil and gas operations, net of the 15% management fee of $1,623,904. This amount includes funds received from the sale of Partnership units, plus the $19,591 additional 1% capital contribution accrued at September 30, 2007. Of the $1,623,904 management fee, offering costs were $1,573,904 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7. Partnership Projects

As of September 30, 2007, the Partnership has purchased working interests in two developmental prospects operated by RELP upon which a total of nine wells are expected to be drilled. At September 30, 2007, three wells had completed drilling on a prospect where a total of eight developmental wells are expected to be drilled before December 31, 2007. These three wells were being completed at September 30. Production from these three wells is expected to begin sometime during November 2007, as soon as RELP completes construction of a gas sales line. Drilling operations are continuing on the other five wells on this prospect. Another developmental well on a second prospect is currently drilling as of the date of this report. The Partnership expects to purchase working interests in additional prospects and conduct drilling operations during 2007 and 2008 on those prospects. The Partnership expects to drill a total of approximately 10-12 wells with the capital raised by the Partnership.

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

To date, the Partnership has purchased working interests in two developmental prospects operated by RELP - one located in Texas and one in New Mexico, upon which it expects to drill a total of nine developmental wells. The Partnership expects to purchase interests in additional prospects and drill approximately 10-12 wells in total with its available capital. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. RELP and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of proved crude oil and natural gas properties, except in unusual circumstances. Unproved properties consist of undeveloped leasehold interests. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the remaining lease term as well as geographic and geologic data obtained relating to the properties. During the three month period ended September 30, 2007 and the period from inception (April 6, 2007) to September 30, 2007, the Partnership recognized no property impairment expense.

The estimate of proved oil and gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, is prepared by a petroleum engineer employed by RELP utilizing the period end prices and costs as promulgated by the SEC. Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves. The Partnership utilizes a petroleum engineer employed by RELP to prepare an estimate of proved reserves, utilizing the period end prices and costs as promulgated by the SEC, which is used to determine depreciation, depletion and amortization for financial statement purposes. Depreciation, depletion and amortization expense is computed using the units-of-production method based upon this estimate of proved reserves. During the period from inception (April 6, 2007) to September 30, 2007, the Partnership had no production of proved reserves and therefore has no depreciation, depletion, and amortization expense.

The Partnership follows Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” for all productive oil and gas wells drilled by the Partnership. This statement requires the Partnership to estimate the fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and site restoration) in the period in which the asset is placed in service. The liability recognized is offset by a corresponding increase in the carrying value of the asset. Each period the liability is accreted to its net present value with a corresponding charge to accretion expense, and the additional asset cost is amortized using the units-of-production method. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded. As of September 30, 2007, the Partnership had no productive long-lived assets and therefore had no asset retirement obligations.

Recognition of Revenue

The Partnership will enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership will utilize the sales method of accounting for recording gas imbalances. Under this method, the Partnership will record as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be disclosed in the financial statements. As of September 30, 2007, the Partnership had no gas production and therefore had no gas imbalances.

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item 1A of this Report.

Liquidity and Capital Resources

During the offering period, the Partnership raised $10,826,028 from the sale of 433.041 Partnership units to investor partners. Reef purchased 5% of the total partnership units (22.792 units) for $484,322. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. As of September 30, 2007, Reef had accrued $19,591 in connection with its obligation to pay 1% of such costs. Organization and offering costs totaled $1,623,904, leaving the Partnership $9,706,037 for drilling operations and pre-production administrative costs. These funds are expected to be expended over a period of approximately twelve months beginning in July 2007.

To date, the Partnership has acquired working interests in two developmental prospects with a total of nine planned wells having aggregate estimated costs of $8.38 million. During this quarter, the Partnership acquired a working interest in the Cole Ranch prospect located in Glasscock County, Texas and increased its ownership in the Sand Dunes prospect, located in Eddy County, New Mexico, from 33% to 42%. Approximately $600,000 has been expended to acquire these leasehold interests. The Partnership will acquire additional working interests. Drilling activity will be conducted solely with initial capital. Should additional development activity on certain Partnership prospects be required, the Partnership Agreement allows the Partnership to either use available funds or borrow money from banks or other financial sources in any amount up to 25% of Partnership capital contributions without investor partner consent. Any aggregate borrowings in excess of 25% of Partnership capital contributions must be approved by the investor partners.

During the quarter, the Partnership completed the drilling operations on the first three of a total of eight wells located on the Sand Dunes prospect in Eddy, County New Mexico. Completion operations and testing are currently in progress, and the Partnership will drill the remaining five wells on this prospect during the fourth quarter. Oil and gas production is expected to begin during the fourth quarter of 2007. The Partnership is currently drilling a developmental well on its Cole Ranch prospect in Glasscock County, Texas.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities. The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

The Partnership has working capital of $7,070,703 at September 30, 2007, which includes $99,110 of interest income available for distribution to investor partners and $6,971,593 available for drilling operations and pre-production administrative costs. The Partnership has expended $2,734,444 to date in connection with the purchase of leasehold interests, drilling activity, and pre-production administrative costs. The Partnership will expend all of these funds during the next 6-9 months. Because all nine of the currently budgeted wells are expected to complete drilling prior to December 31, 2007, the Partnership expects to expend most of its remaining working capital during the fourth quarter of 2007. Subsequent to its drilling phase, the Partnership will have minimal working capital, primarily consisting of cash and accounts receivable from oil and gas sales, which the Partnership will use to pay monthly cash distributions to investors.

Results of Operations

Because the Partnership was formed on April 6, 2007, there is no comparable information for the three and nine month periods ended September 30, 2006.

Three months ended September 30, 2007

The Partnership had net income of $67,331 during the three months ended September 30, 2007. The Partnership earned $73,989 of interest income from the investment of investor partner funds, offset by $6,658 of general and administrative costs. Drilling operations began in July 2007, and the Partnership completed drilling operations on three wells in the Sand Dunes prospect in Eddy County, New Mexico. The Partnership expects to complete the drilling of nine total wells prior to December 31, 2007, and it is expected that each of the wells capable of production in commercial quantities will begin production operations during the latter part of the fourth quarter. Interest income is expected to substantially decrease during the fourth quarter as investor capital is expended on drilling operations. In addition, general and administrative costs will begin increasing for such items as administrative services provided by RELP, and for legal, accounting, and printing costs associated with the Partnership’s required SEC filings. Results for the fourth quarter will be highly dependent upon when during the fourth quarter productive wells begin selling oil and gas. As of the date of this report, no wells are producing oil and gas. The Partnership is currently constructing a gas sales pipeline for its Sand Dunes prospect wells, and the Cole Ranch well is currently drilling.

Period from Inception (April 6, 2007) thru September 30, 2007

The Partnership had net income of $41,726 for the period from inception (April 6, 2007) to September 30, 2007. This includes interest income of $99,110 earned from the investment of investor partner funds, offset by $50,000 of organization expenses (a one time charge) and $7,384 of general and administrative costs. During the period, the Partnership purchased an interest in two developmental prospects upon which nine total wells are expected to be drilled and completed by December 31, 2007. The Partnership had no income from oil and gas sales as of September 30, and none of the wells are producing oil and gas as of the date of this report. All nine wells are expected to begin production operations during the latter portion of the fourth quarter. The Partnership is currently constructing a gas sales pipeline for its Sand Dunes prospect wells, and the Cole Ranch well is currently drilling.

Interest income from the investment of partner contributions will substantially decrease during the fourth quarter as funds are expended on drilling operations. General and administrative expenses will increase as the Partnership will begin incurring legal, accounting and printing costs in connection with required SEC filings. Administrative services costs provided by RELP will begin at such time as the Partnership has production activities. Where possible, the Partnership will attempt to maximize intangible drilling cost deductions to investor partners for 2007 by prepaying costs associated with wells the Partnership expects to begin drilling prior to March 31, 2008. Results for the fourth quarter and for the year will be highly dependent upon when the Partnership’s wells begin selling oil and gas, and the levels of production from the wells.

The oil and gas reserves associated with the nine wells currently being drilled by the Partnership are classified as proved undeveloped reserves. The Partnership has no proved developed reserves at September 30, 2007. Net proved reserves at September 30, 2007 are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimates of proved reserves at September 30, 2007 use closing NYMEX prices of $81.66 per barrel and $6.87 per mmBtu, adjusted by property for energy content, quality and transportation costs.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2007	272,781	473,857

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

Item 4. Controls and Procedures

The Partnership, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer of the Partnership’s managing general partner, Reef, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q.

Based on that evaluation, the principal executive officer and principal financial officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our managing general partner, as appropriate to allow timely decisions regarding required disclosure. During our fiscal quarter ended September 30, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reef Global Energy Ventures II is the second public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy IX, L.P. is the fourth in a series of four limited partnerships offered under that Program. Reef and its affiliate, RELP, have sponsored 69 ventures from 1996 to the present. Twelve of these ventures are “income funds” or “income and development funds”. Among these twelve ventures, (i) eight were dedicated almost exclusively to the purchase of interests in already producing reserves, (ii) one was dedicated primarily to the purchase of interests in already producing reserves but has the ability to use up to 20% of capital raised for development purposes, and (iii) three were dedicated to both the purchase of interests in producing wells and the use of up to 50% of capital raised for development of proven reserves. We refer to the programs described in clauses (i) and (ii) of the preceding sentence as “income fund” ventures and to the programs described in (iii) as “income and development fund” ventures. We have also sponsored 57 drilling ventures since 1996, 48 of which were ventures privately organized, and 9 of which (including Reef Global Energy IX, L.P.) are ventures formed pursuant to the Reef Global Energy Ventures and Reef Global Energy Ventures II programs. Together, these 69 ventures have drilled 135 wells (121 by drilling ventures and 14 by income fund and income and development fund ventures). Of the wells drilled by Reef and its affiliates’ ventures, 59 were exploratory wells and 76 were developmental wells. Forty-seven of the wells drilled were dry holes, and 4 wells were completed but were non-commercial. One well is being completed. Of the 83 wells that were commercial, 57 are still owned by Reef or its affiliates’ ventures and are currently producing, 9 have been plugged and abandoned, 15 have been sold, 1 is currently shut-in, and 1 is currently being used as a salt water disposal well and is expected to be re-completed as a gas well at a future time. Using this data, approximately 61.5% of the wells drilled by these ventures were completed as commercially producing and 38.5% were dry holes (including the four wells that were completed but failed to become commercial producers). Approximately 6.7% of the wells drilled by our ventures initially produced in commercial quantities, but were subsequently abandoned.

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

During the offering period ending on July 7, 2007, the Partnership sold 433.041 units to investor partners, consisting of 62.480 units of limited partner interest and 370.561 units of additional general partner interest. Reef purchased 22.792 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $11,310,350. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of September 30, 2007, Reef has accrued $19,591 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,623,904, leaving capital contributions of $9,709,037 available for Partnership oil and gas operations. These net capital contributions are the total amount available to the partnership for drilling and pre-production administrative costs. As of September 30, 2007, the Partnership had expended $2,727,060 on property acquisitions and $7,384 on general and administrative expenses, including amounts in accounts payable at September 30, 2007. The Partnership intends to utilize the remaining capital for oil and gas drilling activities and pre-production administrative costs during the next 6-9 months.

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

REEF GLOBAL ENERGY IX, L.P.

	.	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

By: Reef Oil & Gas Partners, GP, LLC

Dated:	November 14, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	November 14, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)