Form 10-K
period 2007-12-31
Reef Global Energy IX, L.P.
filed 2008-04-15
CIK 1387717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

COMMISSION FILE NUMBER 333-122935-04

REEF GLOBAL ENERGY IX, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-8785577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 N. Central Expressway, Suite 300, Richardson, TX 75080-3610
(Address of principal executive offices including zip code)

(972)-437-6792
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

General and Limited Partnership Interests

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐         Non-accelerated filer  ☐         Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2008, the registrant had 22.792 units of general partner interest held by the managing general partner, 370.561 units of additional general partner interest and 62.480 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY IX, L.P.

FORM 10-K

PART I

ITEM 1.                             BUSINESS

Introduction

Reef Global Energy IX, L.P. (the Partnership) is the fourth in a series of four Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the Program). The Partnership was formed in the state of Nevada on April 6, 2007. The Partnership purchases working interests in oil and natural gas prospects and participates in the drilling of wells on those prospects. The primary objectives of the Partnership are to generate revenue from the production of oil and natural gas, distribute cash to the partners, and provide tax benefits. Reef Oil & Gas Partners, L.P. (Reef) is the managing general partner of the Partnership.

The Partnership was formed to drill, complete and own working interests in oil and natural gas wells located onshore in the continental United States. During 2007, the Partnership acquired working interests in two prospects upon which it has drilled or has participated in the drilling of a total of nine wells—one developmental prospect located in Glasscock County, Texas and one developmental prospect located in Eddy County, New Mexico. At December 31, 2007, six wells had completed drilling operations (one on the Cole Ranch prospect in Glasscock County, Texas and five on the Sand Dunes prospect in Eddy County, New Mexico), and three more wells on the Sand Dunes prospect completed drilling operations during the first quarter of 2008. The Partnership has no plans to purchase additional prospects. Additional wells may be drilled on the Sand Dunes prospect.

Other partnerships formed as a part of the Program also own working interests in some of the wells owned by this Partnership. Reef has also purchased interests in one of the prospects for some of the other partnerships it manages. In such cases where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect has been large enough, Reef Exploration, L.P. (RELP), an affiliate of Reef, has been elected as operator of the prospect.  As of the date of this report, RELP operates the nine wells on the two developmental prospects in which the Partnership owns a working interest.  In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

The attainment of the Partnership’s business objectives, including the generation of revenue from Partnership operations, the distribution of cash to the partners and the provision of tax benefits, will depend upon many factors, including:

•	Reef’s ability to select productive prospects;
•	the drilling and completion of wells in an economical manner;
•	the successful management of prospects;
•	the level of oil and natural gas prices in the future;
•	the degree of governmental regulation over the production and sale of oil and natural gas;
•	the future economic conditions in the United States and throughout the world; and
•	changes in the Internal Revenue Code (the Code).

Accordingly, there can be no assurance that the Partnership will achieve its business objectives.  In addition, distributions to partners will decrease over time because oil and natural gas wells are depleting assets, and production rates will decline over the life of an individual well.  Distribution levels will also be highly dependent upon oil and natural gas prices. Distributions will be partially sheltered by the percentage depletion allowance.

Acquisition and Drilling of Undeveloped Prospects

The Partnership purchased working interests in two developmental prospects internally sourced by RELP. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect.  A development well is a well drilled within a proved area of an oil or gas reservoir to a depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir.

Prospects were evaluated utilizing data generated by RELP or provided by unaffiliated third parties to RELP. This data included well logs, production records from other area wells, seismic, geological and geophysical information, and such other information available and considered useful. Partnership prospects were evaluated by petroleum engineers, geophysicists, geologists, and other technical consultants employed by or retained by RELP on the Partnership’s behalf.

The Partnership prospects were acquired pursuant to an arrangement in which the Partnership purchased part of the working interest. A working interest bears a specified portion of the costs of development, operation and maintenance of a prospect.  A working interest is subject to landowners’ royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. Where the Partnership acquired less than 100% of the working interest, costs were reduced proportionately. The Partnership’s limited partnership agreement (the Partnership Agreement) prohibits Reef or any of its affiliates from retaining any overriding royalty interest, that is, any royalty interest that would be paid out of the Partnership’s working interest, in any working interest purchased by the Partnership. The Partnership is a non-operator working interest owner in all prospects purchased by the Partnership. RELP serves as operator for both prospects which have been purchased by the Partnership.

Consulting Agreements for Prospect Acquisitions

Reef entered into an agreement with Access Exploration Corp. (AEC), a screener of domestic oil and gas prospects, for the period from October 1, 2004 thru October 2, 2007. Under terms of the agreement, Reef had the option to participate for up to 10% of the interest made available to AEC in any Gulf of Mexico developmental project screened by AEC, and to participate for up to 12.5% of the interest made available to AEC in any Gulf of Mexico exploration project screened by AEC. There was no minimum number of prospects which AEC was required to screen and present to Reef for participation. As part of this agreement, AEC made available to Reef 5% of the interest made available to AEC in all projects outside the Gulf of Mexico. Reef paid AEC the sum of $100,000 per year during the three year term of this agreement for the services rendered by AEC.

Prospects approved for acquisition by Reef under this agreement could be assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program paid Reef, on a pro rata basis, a portion of the actual consulting fees paid by Reef under this agreement. Total reimbursements to Reef by the partnerships formed as a part of this Program were equal to the actual fees paid by Reef under this agreement. The Partnership has accrued, at December 31, 2007, a payable of $30,958 in connection with this obligation. This amount was paid to Reef during the first quarter of 2008. This amount has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties.

Drilling and Completion Phase of Operations

RELP is currently the operator of both Partnership prospects and operates all nine wells in which the Partnership has a working interest. As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the prospect is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

RELP contracted the drilling of the nine Partnership wells to an independent third party, and the resulting costs of the wells to the Partnership were determined by the actual third party costs, plus RELP’s monthly charges for supervision, engineering, geology, accounting and other services at the competitive rate for the geographical area where the wells are located.

Wells drilled that fail to result in the discovery of oil or natural gas, or that are determined to be unable to produce oil or natural gas in commercial quantities, are plugged and abandoned in accordance with applicable regulations.

The well drilled on the Partnership’s Cole Ranch prospect is currently producing oil and gas in commercial quantities. Of the eight Sand Dunes prospect wells, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take between 90 and 120 days from the date of this Annual Report to finish the evaluation process. Following initial testing which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental.

Currently, generators have been rented to power the four producing Sand Dunes prospect wells undergoing the evaluation process, and salt water produced is being trucked off-site by an independent vendor. In order to reduce overall costs, installation of electric service to the well-site locations is proceeding, and a more cost effective method of salt water disposal is being explored. To date, RELP, the operator of these wells, has been unsuccessful in locating a long-term economic solution for disposing of produced salt water; however, RELP is currently evaluating its options for salt water disposal, and estimates that it will be at least 90 to 120 days from the date of this Annual Report for the Sand Dunes prospect to have electricity and efficient salt water disposal capability in place.

Production Phase of Operations

For any well capable of producing quantities of oil and/or natural gas in commercial quantities, production operations commence once the well has been completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering, or sales lines required to produce and sell the oil and/or natural gas production from the well.

The Partnership has entered into agreements with third party marketers to sell the oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices. Generally, purchase contracts for the sale of oil are cancelable on 30 days’ notice, but purchase contracts for the sale of natural gas may have a longer term. The Partnership sells natural gas discovered by it at negotiated prices domestically, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (FERC).

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not engaged in and does not expect to engage in commodity futures trading or hedging activities, or to enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.  See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

The Partnership’s share of revenue from productive wells is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs.  These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations.  The Partnership deducts operating expenses from the production revenue for the corresponding period.

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the period from inception (April 6, 2007) to December 31, 2007, one marketer purchased all of the Partnership’s products and accounted for 100% of the Partnership’s oil and gas revenues. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by the general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drill pipe, etc. that may result in unanticipated additional liability materially in excess of a general partner’s initial investment in the Partnership.

The Partnership is a named insured under various insurance policies and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors.  In the exercise of Reef’s fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the partners other than the managing general partner (the investor partners) against the foreseeable risks of drilling and production.  Reef reviewed the Partnership insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. In no event will the Partnership maintain public liability insurance of less than two times the Partnership’s capitalization. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as Reef deems appropriate under the circumstances, which may vary materially.

Reef will notify all investor general partners of the Partnership at least 30 days prior to any material change in the amount of the Partnership’s insurance coverage.  Within this 30-day period and otherwise after the expiration of one year following the closing of the offering of the Partnership, investor general partners have the right to convert their units into units of limited partnership interest by giving Reef written notice of their intent to convert. At any time during this 30-day period, upon receipt of the required written notice from an investor general partner of his intent to convert, Reef will amend the Certificate of Limited Partnership of the Partnership and will file the amendment with the State of Nevada prior to the effective date of the change in insurance coverage.  This amendment to the Certificate of Limited Partnership of the Partnership will effectuate the conversion of the interest of the former investor general partner to that of a limited partner.  Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the Partnership for federal income tax purposes. Investor general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of the Partnership. However, even after an election of conversion, the investor partner will continue to have unlimited liability regarding partnership activities that occurred while he was an investor general partner.

Competition

There are thousands of oil and natural gas companies in the United States.  Competition is strong among persons and entities involved in the exploration for and production of oil and natural gas.  Reef expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

The national supply of natural gas is widely diversified, with no one entity controlling over 5% of the supply.  As a result of deregulation of the natural gas industry enacted by Congress and FERC, natural gas prices are generally determined by competitive market forces.  Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive market forces.

There is competition among operators for drilling equipment, goods, and drilling crews. Such competition may affect the ability of the Partnership to develop prospects suitable for development by the Partnership once they are acquired.

Markets

The marketing of any oil and natural gas produced by the Partnership is affected by a number of factors that are beyond the Partnership’s control and whose exact effect cannot be accurately predicted.  These factors include:

•	the amount of crude oil and natural gas imports;
•	the availability, proximity and cost of adequate pipeline and other transportation facilities;
•	the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;
•	the effect of United States and state regulation of production, refining, transportation and sales;
•	other matters affecting the availability of a ready market, such as fluctuating supply and demand; and
•	general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.  The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production.  New pipeline projects recently approved by, or presently pending before, FERC as well as nondiscriminatory access requirements could further substantially increase the availability of gas imports to certain U.S. markets.  Such imports could have an adverse effect on both the price and volume of gas sales from Partnership wells.

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and reducing, increasing or maintaining certain price levels.  Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for oil produced and sold from the Partnership’s wells.

In several initiatives, FERC has required pipelines to develop electronic communication and to provide standardized access via the Internet to information concerning capacity and prices on a nationwide basis, so as to create a national market.  Parallel developments toward an electronic marketplace for electric power, mandated by FERC, are serving to create multi-national markets for energy products generally.  These systems will allow rapid consummation of natural gas transactions.  Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

Regulation

The Partnership’s operations will be affected from time to time in varying degrees by domestic and foreign political developments and by federal and state laws and regulations.

Production.  In most areas of operations within the United States the production of oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and natural gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or limit the number of days in a given month during which a well can produce.

Environmental.  The Partnership’s drilling and production operations are also subject to environmental protection regulations established by federal, state, and local agencies that may necessitate significant capital outlays that, in turn, would materially affect the financial position and business operations of the Partnership. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership’s operations could be adversely affected.

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of gas. Such deregulated gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. Reef anticipates that all of the gas produced by the Partnership’s wells will be considered price-decontrolled gas and that the Partnership’s gas will be sold at fair market value.

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the Partnership’s operations.

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. RELP employs a staff including geologists, geophysicists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost.  See “Item 11. Executive Compensation.”

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Annual Report.  Specifically, the following statements are forward-looking:

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

•	any statements using the words “anticipate,” “believe,” “estimate,” “expect,” and similar such phrases or words; and
•	any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in Item 1A of this Annual Report captioned “RISK FACTORS.” Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 1A.       RISK FACTORS

Our business activities are subject to certain risks and hazards, including the risks discussed below. If any of these events should occur, it could materially and adversely affect our business, financial condition, cash flow, or results of operations. The risks below are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flow, and results of operations.

Oil and natural gas prices are volatile, and fluctuate due to a number of factors outside of our control.

The financial condition, results of operations, and the carrying value of our oil and natural gas properties depend primarily upon the prices received for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from oil and natural gas production. The prices for oil and natural gas are subject to a variety of factors beyond our control. These factors include:

•	the domestic and foreign supply of oil and natural gas; consumer demand for oil and gas, and market expectations regarding supply and demand;
•	the ability of the members of OPEC to agree to and maintain oil price and production controls;
•	domestic government regulations and taxes;
•	the price and availability of foreign exports and alternative fuel sources;

•	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;
•	political conditions in oil and natural gas producing regions, including the Middle East, Nigeria, and Venezuela; and
•	domestic and worldwide economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, oil and gas reserves, and the carrying value of the Partnership’s oil and natural gas properties. Approximately 74% of the Partnership’s estimated proved reserves at December 31, 2007 were oil reserves, and, as a result, financial results are more sensitive to fluctuations in oil prices.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of oil and natural gas, has not engaged in such activities. Accordingly, the Partnership is at risk for the volatility in oil and natural gas prices, and the level of commodity prices has a significant impact upon the Partnership’s results of operations.

Oil and natural gas well drilling is a speculative activity involving numerous risks and substantial and uncertain costs which could adversely affect the Partnership.

Drilling oil and natural gas wells involves numerous risks, including the risk that no commercially productive oil and/or natural gas reserves will be discovered. There can be no assurance that wells drilled by the Partnership will be productive or recover all or any portion of the investment in such wells. Drilling and completion costs are substantial and uncertain, and drilling operations may be curtailed, delayed, or cancelled due to a variety of factors beyond our control, including shortages or delays in the availability of drilling rigs and crews, unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, and compliance with environmental and other governmental regulations. Our drilling activities may not be successful and, if unsuccessful, will have an adverse effect on the Partnership’s results of operations and cash flow available for distribution to the partners.

We are subject to substantial operating risks that may adversely affect the results of operations.

There are numerous hazards involved in the drilling and operation of oil and natural gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling and operating activities.

Continued inability to dispose of produced salt water may limit production on our oil and natural gas properties.

Currently, the Partnership does not have an economically efficient manner in which to dispose of the salt water produced from the eight Sand Dunes prospect wells.  The Partnership anticipates it will be at least 90 to 120 days from the date of this Annual Report for the Sand Dunes prospect to have efficient salt water disposal capabilities in place.  The Partnership will be unable to obtain full production from each well until a long-term economic solution for the disposing of produced salt water is determined and implemented.  If the Sand Dunes prospect wells are determined capable of producing in commercial quantities prior to implementation of such long-term economic solution, there will be significant delays in obtaining full production from each well, as well as significant delays in the receipt of production distributions by the investor partners.

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

We face strong competition within the energy industry.

The oil and gas industry is highly competitive. Competition is encountered in all aspects of Partnership operations, including the requisition of drilling and service contractors. Many of our competitors are larger, well-established companies with substantially larger operating staffs and greater capital resources than those of the Partnership, Reef and its affiliates. We may not be able to conduct our operations successfully, obtain drilling and service contractors, consummate transactions, and obtain technical, managerial and other professional personnel in this highly competitive environment. Specifically, larger competitors may be able to pay more for competent personnel than the Partnership, Reef and its affiliates. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that will be increasingly important to success. Such competitors may also be in a better position to secure drilling and oilfield services, as well as equipment, more timely or on more favorable terms. Finally, oil and gas producers are increasingly facing competition from providers of non-fossil energy, and government policy may favor those competitors in the future.

Oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate, and upon existing economic and operating conditions that may differ from future economic and operating conditions.

Securities and Exchange Commission (SEC) rules require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

You should not assume that any present value of future net cash flows from our producing reserves shown in this Annual Report on Form 10-K is the market value for our estimated oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves are based upon prices and costs in effect at the end of the period held constant and discounted at 10%. Actual future prices and costs may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations and tax rates.

Reef and its affiliates have sponsored ventures in the past that have produced dry holes and abandoned wells.

Reef Global Energy Ventures II is the second public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy IX, L.P. is the fourth limited partnership offered under that Program. Reef and its affiliate, OREI, Inc. (OREI), have sponsored 68 ventures from 1996 to the present. Among these ventures, (i) eight were dedicated almost exclusively to the purchase of interests in already producing reserves, (ii) one was dedicated primarily to the purchase of interests in already producing reserves but has the ability to use up to 20% of capital raised for development purposes, and (iii) three were dedicated to both the purchase of interests in producing wells and the use of up to 50% of capital raised for development of proven reserves.  We refer to the programs described in clause (i) in the preceding sentence as “income fund” ventures and to the programs described in clauses (ii) and (iii) as “income and development fund” ventures. Reef and its affiliates have also sponsored 52 drilling ventures, three 3-D seismic ventures, and one salt water disposal venture since 1996. Together, these ventures have drilled 132 wells (104 by drilling ventures and 28 by income fund and income and development fund ventures). Of the wells drilled by Reef and its affiliates’ ventures, 63 were exploratory wells and 69 were developmental wells. Forty-nine of the wells drilled were dry holes, and three wells were completed but were non-commercial. Of the 80 wells that were commercial, 60 are still owned by Reef or its affiliates’ ventures and are currently producing, eighteen have been plugged and abandoned or sold essentially for salvage value, one has been sold, and one is currently used as a salt water disposal well. Using this data, approximately 60.6% of the wells drilled by these ventures were completed as commercially producing and 39.4% were dry holes (including the three wells that were completed but failed to become commercial producers). Approximately 13.6% of the wells drilled by our ventures were subsequently abandoned or sold essentially for salvage value prior to abandonment.

The Partnership has limited external sources of funds, which could result in a shortage of working capital.

The Partnership intends to utilize substantially all available capital for the drilling and completion of wells and acquisition of the prospects. The Partnership only has nominal funds available for partnership purposes until there are revenues from Partnership operations.  The Partnership Agreement permits the Partnership to borrow money for future development of prospects drilled by the Partnership with the original available Partnership capital. Any future requirement for additional funding will have to come, if at all, from the Partnership’s revenues or from borrowings. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding. Reef cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

Other partnerships Reef sponsors will compete with the Partnership for equipment, contractors, and personnel.

Reef plans to offer interests in other partnerships to be formed for substantially the same purposes as those of the Partnership. Therefore, a number of partnerships with unexpended capital funds, including those partnerships to be formed in future oil and gas programs sponsored by Reef, may exist at the same time.  Due to competition among the partnerships for equipment, contractors, and Reef’s personnel, the fact that other partnerships organized by Reef and its affiliates may still be purchasing prospects and drilling and completing wells when the Partnership is attempting to drill and complete wells on its prospects may make such activities of the Partnership more difficult.

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

Production will decline. It is not possible to predict the life and production of any well. The actual life could differ from that which is anticipated. Sufficient oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from the Partnership’s oil and natural gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well’s initial production.

Our dependence on third parties for the processing and transportation of oil and gas may adversely affect the Partnership’s revenues and, consequently, the distribution of net cash flows to investor partners.

We rely on third parties to process and transport the oil and gas produced by the Partnership’s successful wells. In the event a third party upon whom we rely is unable to provide transportation or processing services, and another third party is unavailable to provide such services, the Partnership may have to temporarily shut-in successful wells, and revenues to the Partnership and distributions to investor partners related to those wells may be delayed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Drilling Activities and Productive Wells

All Partnership prospects are located onshore in the continental United States. The Partnership purchased working interests in the Cole Ranch developmental prospect located in Glasscock County, Texas, and in the Sand Dunes developmental prospect located in Eddy County, New Mexico.  Nine wells have been drilled on these two prospects.  The one well on the Partnership’s Cole Ranch prospect has been drilled and completed and began producing oil and natural gas in December 2007. Five wells on the Partnership’s Sand Dunes prospect completed drilling operations during 2007, and three of the five wells tested for the presence of hydrocarbons in December 2007. Subsequent to December 31, 2007, the Partnership completed and tested the other two Sand Dunes prospect wells drilled in 2007, and also completed the drilling and short-term testing of three additional wells. All five of these wells tested for the presence of hydrocarbons. However, the Partnership has not yet determined the potential commercial productivity of any of the Sand Dunes prospect wells.

The well drilled on the Partnership’s Cole Ranch prospect is currently producing oil and gas in commercial quantities. Of the eight Sand Dunes prospect wells, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take between 90 and 120 days from the date of this Annual Report to finish the evaluation process. Following initial testing which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental.

Currently, generators have been rented to power the four producing Sand Dunes prospect wells undergoing the evaluation process, and salt water produced is being trucked off-site by an independent vendor. In order to reduce overall costs, installation of electric service to the well-site locations is proceeding, and a more cost effective method of salt water disposal is being explored. To date, RELP, the operator of these wells, has been unsuccessful in locating a long-term economic solution for disposing of produced salt water; however, RELP is currently evaluating its options for salt water disposal, and estimates that it will be at least 90 to 120 days from the date of this Annual Report for the Sand Dunes prospect to have electricity and efficient salt water disposal capability in place.

The unproved properties owned by the Partnership at December 31, 2007 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other Partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future developmental drilling on this prospect. Partner approval would need to be obtained for borrowing activity, as the estimated additional cost is in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight wells already drilled can be fully analyzed (see Note 8 to the Partnership’s financial statements), it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations at its current working interest ownership is approximately $787,500-$1,050,000 per location.

Proved Oil and Gas Reserves

The Partnership uses an independent petroleum engineer to prepare its year end estimate of net proved oil and natural gas reserves. Net proved oil and natural gas reserves as of December 31, 2007 have been estimated by Gleason Engineering, of Arlington, Texas. The quantities of proved oil and gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2007	203,203	428,898

The standardized measure of discounted future net cash flows as of December 31, 2007 is computed by applying year-end prices, costs, and legislated tax rates and a discount factor of 10% to net proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2007	$8,551,849

Title to Properties

The Partnership’s interests in producing and non-producing acreage are in the form of assigned direct interests in leases held by the Partnership or by Reef on behalf of the Partnership. Such properties are subject to customary royalty interests and could be subject to liens incident to operating agreements, liens for current taxes and overriding royalty interests and other burdens.  The Partnership believes that none of these burdens will materially interfere with the use of such properties in the operation of the Partnership’s business and that it will obtain satisfactory title to all of its leases. Title will be held by the Partnership or by Reef on behalf of the Partnership.

ITEM 3.	LEGAL PROCEEDINGS

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2007, the Partnership had one managing general partner, 66 limited partners, and 232 additional general partners. Reef holds a total of 22.792 general partner units and the investor partners hold 370.561 general partner units and 62.480 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is distributed to the partners at least quarterly in accordance with the Partnership Agreement. The Partnership began making monthly cash distributions to the partners of interest income and net oil and natural gas revenues in November 2007.  Cash distributions are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

Investor limited and general partnership interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement. Unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated February 15, 2007. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2007.

Use of Proceeds

In connection with the Registration Statement filed on form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program on July 8, 2005. On February 15, 2007, Reef filed a prospectus supplement describing the Partnership and commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The offering terminated July 7, 2007. Under the terms of the offering, a minimum of 40 Partnership units at a price of $25,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on April 6, 2007.

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on July 7, 2007, the Partnership sold 433.041 units to investor partners, consisting of 62.480 units of limited partner interest and 370.561 units of additional general partner interest. Reef purchased 22.792 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $11,310,350. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. At December 31, 2007, Reef had contributed $19,590 and accrued $48,064 as a payable to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,623,904, leaving capital contributions of $9,754,100 available for Partnership oil and gas operations. As of December 31, 2007, the Partnership had expended $8,109,175 on property acquisitions and $12,218 on general and administrative expenses.

The Partnership expects to utilize substantially all available Partnership capital by July 2008 on the drilling and completion of nine Partnership wells, and on salt water disposal facilities for the wells located on the Partnership’s Sand Dunes prospect.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

Period from inception (April 6, 2007) to December 31,
2007

Oil and gas sales revenue	$36,526
Interest income	171,425
Costs and expenses	(81,238)
Partnership net income	126,713

Allocation of net income:
Managing general partner	28,438
General partner units	84,096
Limited partner units	14,179
Net income per managing partner unit	1,247.70
Net income per general partner unit	226.94
Net income per limited partner unit	226.94

Total assets	11,861,834
Distributions to managing general partner	15,450
Distributions to investor partners	84,550

Period from inception (April 6, 2007) to December 31,
2007
Distributions per general partner unit	677.87
Distributions per limited partner unit	195.25
Distributions per managing general partner unit	195.25

Operating Data
Annual sales volume:
Gas (MCF)	—
Oil (BBL)	393

Average sales price:
Gas (per MCF)	$—
Oil (per BBL)	$92.94

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist you in understanding the Partnership’s financial position, liquidity, and results of operations. The information should be read in conjunction with the audited financial statements and notes to financial statements contained herein. The discussion contains historical and forward-looking information.

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item 1A of this Annual Report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or estimated fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership recognized no impairment of proved properties.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership recognized no impairment of unproved properties.

The estimate of proved oil and gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer, utilizing the period end prices and costs as promulgated by the SEC. Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves and is computed using the units-of-production method based upon this estimate of proved reserves. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership had depreciation, depletion, and amortization expense totaling $11,876.

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership recognized $118,246 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. As of December 31, 2007 the Partnership had no gas production and, therefore, had no gas imbalance positions.

Overview

Reef Global Energy IX, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects and drill oil and gas wells on those prospects.

During 2007, the Partnership purchased interests in two developmental prospects upon which it has drilled nine wells. Six wells had been drilled as of December 31, 2007, and three wells completed drilling operations during the first quarter of 2008. One well on the Partnership’s Cole Ranch prospect is currently producing oil and natural gas in commercial quantities. As discussed in this Annual Report on Form 10-K above in “Item 2. Properties,” the Partnership has participated in the drilling of eight wells on its Sand Dunes prospect. Four of these wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take between 90 and 120 days from the date of this Annual Report to finish the testing and evaluation process. Following initial short-term tests which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental. The Partnership does not expect to acquire interests in any additional prospects, but may conduct additional development activity on the Sand Dunes prospect. The Partnership operates solely onshore in the United States. Partnership prospects are located in Texas and New Mexico. RELP, an affiliate of Reef, and its predecessor OREI have expertise and have served as well operators primarily in Texas and Louisiana since 1987. RELP operates all nine of the Partnership’s wells.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership purchases an interest be determined to warrant additional development activity, the Partnership may pay for such development using cash flows from successful wells, or may borrow an amount up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Borrowings for developmental activity in excess of 25% of the Partnership’s aggregate capital contributions require approval of the investor partners.  Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $11,310,350. Investor partners purchased 370.561 general partner units and 62.480 limited partner units for $10,826,028. Reef purchased 5% of the total partnership units (22.792 units) for $484,322. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. As of December 31, 2007, Reef has paid $19,590 and accrued $48,064 in connection with this obligation. Organization and offering costs totaled $1,623,904, leaving the Partnership $9,754,100 for drilling operations and pre-production administrative costs. These funds are expected to be substantially expended over a period of approximately twelve months beginning July 2007 in the drilling of nine Partnership wells and the construction or purchase of salt water disposal facilities for the Partnership’s eight Sand Dunes prospect wells.

At December 31, 2007, the Partnership owned working interests in two developmental prospects. The Partnership owns 100% of the working interest in the well on its Cole Ranch prospect and has expended approximately $1.52 million in acquisition and drilling costs. The Partnership owns a 42% working interest in the Sand Dunes prospect, where it has drilled eight wells. At December 31, 2007, five wells had completed drilling operations and three wells were still undergoing drilling operations. The Partnership has expended approximately $5.783 million in acquisition and drilling costs at December 31 in connection with these eight wells, and has estimated future costs of approximately $1.092 million to complete drilling operations and facilities for these wells.

Under the terms of the Partnership agreement, the Partnership can conduct additional development activity on prospects it has purchased and drilled on with its initial capital contributions. The Partnership cannot issue additional cash calls to investor partners, but is permitted to borrow funds or use cash flow from the initial wells to fund the additional development activity. Should the Partnership choose to borrow funds, it may borrow up to 25% of the Partnership’s aggregate capital contributions without the approval of investor partners, provided the lender agrees it will have no recourse against the individual investor partners, and may borrow in excess of 25% of the Partnership’s aggregate capital contributions with the approval of investor partners.

The unproved properties owned by the Partnership at December 31, 2007 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other Partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future developmental drilling on this prospect. Partner approval would need to be obtained for borrowing activity, as the estimated additional cost is in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight wells already drilled can be fully analyzed (see Note 8), it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations at its current working interest ownership is approximately $787,500-$1,050,000 per location.

The Partnership has working capital of $1,827,808 at December 31, 2007, which includes interest income and oil and gas sales revenues which will be distributed to investor partners, and capital available for drilling activities.

Results of Operations

Because the Partnership was formed on April 6, 2007, there is no comparable information for the period ended December 31, 2006.

Period from Inception (April 6, 2007) thru December 31, 2007

The Partnership began operations on April 6, 2007. During the period between April and December 2007, the Partnership purchased interests in two developmental prospects upon which it has drilled 9 wells. At December 31, 2007, the Partnership had completed drilling six wells and three wells were in progress. These three wells completed drilling operations during the first quarter of 2008. The Partnership’s Cole Ranch prospect well began production of oil and natural gas on December 24, 2007. The Partnership also had oil sales as a result of the completion and testing of three wells on the Partnership’s Sand Dunes prospect. Oil revenues from these wells totaled $36,526 during 2007. Gas sales from the Cole Ranch prospect well and from the four Sand Dunes prospect wells currently being tested and evaluated to determine their potential commercial productivity began during January 2008. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership earned $171,425 of interest income from the investment of partner capital contributions prior to their expenditure in lease acquisition and drilling activities. Total oil and gas revenues and interest income was $207,951.

Interest income will decline significantly during 2008, as the Partnership expects to expend substantially all of its remaining initial partner capital by July 2008. While oil and gas revenues are expected to begin increasing during the first quarter of 2008, the Partnership’s Sand Dunes prospect wells are currently not commercially producing. Four of these wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take between 90 and 120 days from the date of this Annual Report to finish the testing and evaluation process. Following initial short-term tests which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental.

The Partnership incurred organization costs of $50,000 (a one time expense), and general and administrative costs of $13,269 during the period from inception (April 6, 2007) to December 31, 2007. General and administrative costs consist primarily of legal, accounting, and printing costs for required SEC filings as well as general and administrative costs incurred by RELP and billed to the Partnership. Both of these costs are expected to increase during 2008 as a result of the increased activities of the Partnership.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2007, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

	Payment due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Purchase obligations *	$153,712	$60,000	$93,712	—	—

*The 15% management fee due Reef for organization and offering costs, including sales commissions, is payable in two parts. Reef initially received an amount, not to exceed 13.5%, to recover actual commissions and organization and offering costs. As of December 31, 2007, the Partnership is obligated to pay Reef $153,712 representing the portion of the management fee in excess of actual commissions and organization and offering costs, from the oil and gas cash flows available for partner distributions at a rate not to exceed $1 million per year. The Partnership began paying this balance at a rate of $5,000 per month beginning in January 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Partnership has not borrowed any funds to date. The Partnership Agreement allows borrowings from banks or other financial sources of up to 25% of the aggregate capital contributions to the Partnership without investor approval provided the lender agrees it will have no recourse against the individual investor partners, and allows borrowings in excess of 25% of the aggregate capital contributions to the Partnership with the consent of investor partners. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities or to enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Assuming the production levels we attained during the year ended December 31, 2007, a 10% change in the price received for our crude oil would have had an approximate $3,600 impact on our oil revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership’s financial statements and supplementary data are set forth in a separate section to this Annual Report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Annual Report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer of the Partnership’s general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on that evaluation,  the principal executive officer and principal financial officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our managing general partner, as appropriate to allow timely decisions regarding financial disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers; it is managed by Reef Oil & Gas Partners, L.P.

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	51	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Kellam Colquitt	60	Chief Operating Officer of RELP
H. Walt Dunagin	50	Vice President – Land Manager of RELP
Lawrence J. Harrison, Jr.	57	Vice President – Business Development of RELP
Byron H. Dean	58	Manager of Acquisitions and Divestitures of RELP
Daniel C. Sibley	56	Chief Financial Officer of Reef and of RELP
David M. Tierney	55	Controller – Reef Global Energy Ventures II

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2006 and has served in this position with its predecessor entity, OREI, since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and natural gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

Kellam Colquitt joined RELP as Chief Operating Officer on February 14, 2006. Mr. Colquitt has over thirty-five years of experience in the oil and gas industry. Prior to joining RELP, Mr. Colquitt served as Vice President-Exploration of Vintage Petroleum, Inc. in Tulsa Oklahoma from 2001-2006. He also served as the General Manager-Exploration of Vintage Petroleum, Inc. from 2000-2001. Prior to that, Mr. Colquitt was employed from 1995-2000, first as Vice President-International Exploration Western Hemisphere and later as Vice President-U.S. Operations for Ranger Oil Limited. He is a 1971 graduate of Texas A&M University with a degree in geology. He is a member of the American Association of Petroleum Geologists, the Houston Petroleum Club, the Tulsa Geological Society, and the Houston Geological Society.

H. Walt Dunagin is Vice President – Land Manager of RELP. He has held this position since January 2006 and has served in this position with its predecessor entity, OREI, since 1990. He is responsible for all contracts with other industry partners and all land activities required for exploration, development and production, including lease acquisition, title opinions, curative, permitting, unitization, rights-of-way and environmental issues. A graduate of the University of Mississippi in 1969 with a B.B.A. degree, Walt’s career has also involved land work for ExxonMobil, ChevronTexaco, UNOCAL, Santa Fe Energy and Oryx Energy (now Kerr-McGee). Walt is a member of the Dallas Association of Petroleum Landmen and the Association of International Petroleum Negotiators.

Lawrence J. Harrison, Jr. is Vice President – Business Development of RELP. He joined RELP in October 2006 following fourteen years with The Oil & Gas Asset Clearinghouse, a leading acquisition and divestiture advisory firm. Mr. Harrison has served as an independent Landman verifying title ownership and acquiring leases and other agreements in support of clients drilling programs. He worked for Mobil Oil Corporation and several other companies before joining The Clearinghouse. Mr. Harrison is a 1972 graduate of the University of Southern Mississippi with a Bachelor of Science degree in Communications. Mr. Harrison is a past president of the Houston Association of Professional Landmen and a past member of the American Association of Professional Landmen Executive Committee. He is currently a Director of the Louisiana Oil & Gas Association (LOGA) and a member of the ADAM Energy Forum and the Independent Petroleum Association of America.

Byron H. (Howard) Dean is Manager – Acquisitions and Divestitures of RELP and is responsible for solicitation and technical evaluation of acquisition and development opportunities for Reef. A registered petroleum engineer, Mr. Dean has over 30 years of industry experience with oil and natural gas operations and reservoir engineering, both domestic onshore and offshore. Prior to joining RELP, Mr. Dean was Senior Petroleum Engineer and Acquisition and Divestiture Specialist for PLS, Inc. and Noble Royalties, Inc. He is a 1974 graduate of the University of Texas at Arlington with a Bachelor of Science degree in Civil Engineering. Mr. Dean is an active member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, the ADAM Energy Forum, and Texas Independent Producer and Royalty Owners Association.

Daniel C. Sibley became Chief Financial Officer of Reef in December 1999. He has served in the same position for RELP since January 2006, and has served in this position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

David M. Tierney has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, since March 2001.  Mr. Tierney is the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships. Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics.  Employees of the Partnership’s managing general partner, Reef, must comply with Reef’s Code of Ethics, a copy of which will be provided to any person, without charge, upon request made to Reef Oil & Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

ITEM 11.       EXECUTIVE COMPENSATION

The following table summarizes the items of compensation to be received by Reef as the managing general partner from the Partnership.

Recipient	Form of Compensation	Amount
Managing General Partner	Partnership interest (excluding any partnership interest resulting from the purchase of units)	10% interest
Managing General Partner	Management fee	15% of subscriptions
Managing General Partner and its Affiliates	Direct and administrative costs	Reimbursement at cost
Affiliate of the Managing General Partner	Operator’s per-well charges	Competitive prices
Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Cost or competitive prices

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, or the 1% interest Reef has as the result of its payment of 1% of all leasehold, drilling, and completion costs.  Reef purchased 5.00% of the outstanding Partnership units. Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all leasehold, drilling, and completion costs for a total of an 11% interest.  This 11% interest is not represented by Partnership units.  Reef has a total interest in the Partnership of 15.45%.

Reef will receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership’s organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially receives an amount not to exceed 13.5% to cover actual sales commissions and actual organization and offering costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef is $1,623,904. The Partnership recorded $1,573,904 of this amount as offering costs, and $50,000 as organization costs. Of this amount, $1,461,514 has been paid to Reef to cover actual sales commissions and organization and offering costs, $8,678 has been paid to Reef from net cash flow, and $153,712 has been accrued at December 31, 2007 as an account payable to be paid to Reef from future net cash flows of the Partnership.

Reef will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership reimbursed Reef $405,924 for technical services costs which have been capitalized as project costs, and $1,051 for administrative costs included as general and administrative expenses.

Operators fees will be payable only if RELP or another Reef affiliate serves as operator of a Partnership prospect. Under such circumstances, such affiliate will receive fees at the competitive rate in the geographical area of the prospects during the drilling and production phase of operations. Often these are charged as a monthly fee per well. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership paid operator fees totaling $17,221 to RELP. RELP serves as operator of the nine wells on the Partnership’s two prospects.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2007 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the interest beneficially owned.

Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
Reef Oil & Gas Partners, L.P. (1)	22.792	5.00%	4.45%
Reef Oil & Gas Partners, L.P. (1)	—	—	11.00%
Leslie A Buttorff (2)	80.000	17.55%	15.62%

(1)          Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

(2)          Leslie A. Buttorff’s address is 5600 Piedmont Dr, Englewood, Colorado 80111.

The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. In addition to this 11% interest not represented by Partnership units, Reef purchased 5% of the 455.833 Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership is managed by a managing general partner and does not have directors.  Reef is the managing general partner of the Partnership.  Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership.  See Item 11.  Executive Compensation.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The Partnership was formed April 6, 2007. The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

2007
Audit fees	$13,501
Audit related fees	—
Tax fees	—
All other fees	—

At December 31, 2007, the Partnership had filed no federal tax returns, and incurred no tax fees.

As indicated in Item 10 above, the Partnership does not have any directors or an audit committee.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A list of the exhibits filed or furnished with this Annual Report (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index in this Annual Report.  Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 15, 2008	REEF GLOBAL ENERGY IX, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC
General Partner

		By:	/s/ Michael J. Mauceli
Michael J. Mauceli

Manager (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef	April 15, 2008
Michael J. Mauceli	Oil & Gas Partners, L.P. (Principal Executive Officer)

/s/ Daniel C. Sibley	Chief Financial Officer of the general partner of Reef	April 15, 2008
Daniel C. Sibley	Oil & Gas Partners, L.P. (Principal Financial Officer
and Principal Accounting Officer)

Reef Global Energy IX, L.P.

Financial Statements

For the Period from

Inception (April 6, 2007) to December 31, 2007

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy IX, L.P.

We have audited the accompanying balance sheet of Reef Global Energy IX, L.P. (the “Partnership”) as of December 31, 2007, and the related statements of operations, partnership equity, and cash flows for the period from inception (April 6, 2007) to December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy IX, L.P. at December 31, 2007, and the results of its operations and its cash flows for the period from inception (April 6, 2007) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas

April 2, 2008

Reef Global Energy IX, L.P.

Balance Sheet

December 31,	2007

Assets

Current assets:
Cash and cash equivalents	$3,598,294
Accounts receivable from affiliates	48,064
Total current assets	3,646,358

Oil and natural gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $11,945	7,410,232
Unproved properties	805,244
Net oil and natural gas properties	8,215,476

Total assets	$11,861,834

Liabilities and partnership Equity

Current liabilities:
Accounts payable to affiliates	$1,818,550
Total current liabilities	1,818,550

Long-term liabilities:
Asset retirement obligation	118,759
Accounts payable to affiliates	93,712
Total long-term liabilities	212,471

Commitments and contingencies (Note 6)

Partnership equity
General partners	7,928,955
Limited partners	1,336,894
Managing general partner	564,964
Partnership equity	9,830,813

Total liabilities and partnership equity	$11,861,834

See accompanying notes to financial statements.

Reef Global Energy IX, L.P.

Statement of Operations

Period from inception (April 6, 2007) to December 31, 2007

Revenues	$36,526

Costs and expenses:
Lease operating expenses	702
Production taxes	4,809
Depreciation, depletion and amortization	11,945
Accretion of asset retirement obligation	513
General and administrative expenses	63,269
Total costs and expenses	81,238

Loss from operations	(44,712)

Other income:
Interest income	171,425
Total other income	171,425

Net income	$126,713

Net income per general partner unit	$226.94
Net income per limited partner unit	$226.94
Net income per managing general partner unit	$1,247.70

See accompanying notes to financial statements.

Reef Global Energy IX, L.P.

Statement of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Partner contributions, net of offering costs	370.561	$7,917,210	62.480	$1,334,914	22.792	$551,976	455.833	$9,804,100
Partner distributions	—	(72,351)	—	(12,199)	—	(15,450)	—	(100,000)
Net income	—	84,096	—	14,179	—	28,438	—	126,713
Balance at December 31, 2007	370.561	$7,928,955	62.480	$1,336,894	22.792	$564,964	455.833	$9,830,813

Distribution amount per partnership unit		$195.25		$195.25		$677.87

See accompanying notes to financial statements.

Reef Global Energy IX, L.P.

Statement of Cash Flows

Period from inception (April 6, 2007) to December 31, 2007
Operating Activities
Net income	$126,713
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	11,945
Accretion of asset retirement obligation	513
Changes in operating assets and liabilities:
Accounts payable to affiliates	1,051
Net cash provided by operating activities	140,222

Investing Activities
Property acquisition and development	(6,351,676)
Net cash used in investing activities	(6,351,676)

Financing Activities
Partner capital contributions	11,329,940
Offering costs	(1,420,192)
Partner distributions	(100,000)
Net cash provided by financing activities	9,809,748

Net increase in cash and cash equivalents	3,598,294
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$3,598,294

Non-cash investing transactions:
Property additions included in accounts payable to affiliates	$1,757,499
Property additions and asset retirement obligation	$118,246
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$48,064
Offering costs included in accounts payable to affiliates	$60,000
Offering costs included in non-current accounts payable to affiliates	$93,712

 See accompanying notes to financial statements.

Reef Global Energy IX, L.P.

Notes to Financial Statements

December 31, 2007

1. Organization and Basis of Presentation

Reef Global Energy IX, L.P. (the “Partnership”) is the fourth in a series of four Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the “Program”), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) on July 7, 2005. In order to be formed, each partnership was required to sell a minimum of 40 partnership units at $25,000 per unit, including units purchased by the managing general partner. Each partnership formed as a part of the Program offered a minimum of 1,000 and a maximum of 2,000 units for sale. The Program was authorized to sell up to 1,600 limited partner units and 6,400 general partner units during the period beginning July 8, 2005 through July 7, 2007. Reef Global Energy IX, L.P. offered 2,000 units for sale ($50,000,000), consisting of up to 400 limited partner units and up to 1,600 general partner units. Investor funds were held in escrow and were subject to reimbursement with interest if the minimum number of units was not sold. The Program filed a prospectus supplement with the SEC on February 15, 2007 describing the Partnership and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on April 6, 2007. The Partnership offering closed July 7, 2007, with sales to outside investors totaling 370.561 general partner units and 62.480 limited partner units, and sales to the managing general partner totaling 22.792 general partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership has purchased working interests in two developmental drilling prospects located onshore in the continental United States, and has drilled or is drilling a total of nine oil and gas wells on those prospects. Other partnerships formed as a part of this Program, as well as other partnerships managed by Reef also own interests in some of the prospects purchased by this Partnership. In instances where Reef-affiliated entities own a majority working interest in a prospect, the prospect may be operated by Reef Exploration, L.P. (“RELP”), an affiliate of the managing general partner.

During the year following completion of the drilling phase of the Partnership, all investor general partner units will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners. Allocations of

Reef Global Energy IX, L.P.

Notes to Financial Statements (continued)

income and expense to the managing general partner and investor partners are made quarterly based upon the number and type of partnership units held at the end of the quarter.

Organization and offering costs are allocated 100% to investor partners as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Monthly cash distributions to partners are based upon the number and type of partnership units held at the close of the prior month. Cash distributions to partners of the net cash flow from interest income and oil and natural gas sales revenues, less operating, general and administrative, and other costs are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

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

The Partnership has not engaged in commodity futures trading or hedging activities and has not entered into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Reef Global Energy IX, L.P.

Notes to Financial Statements (continued)

Organization and Offering Costs

Organization and offering costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements for the period from inception (April 6, 2007) to December 31, 2007. Offering costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $1,573,904, have been recorded as a reduction of the proceeds of the offering.

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or estimated fair value of  unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership recognized no impairment of proved properties.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership recognized no impairment of unproved properties.

Restoration, Removal, and Environmental Liabilities

The Partnership is subject to extensive Federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require

Reef Global Energy IX, L.P.

Notes to Financial Statements (continued)

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

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

The following table summarizes the Partnership’s asset retirement obligation for the period from inception (April 6, 2007) to December 31, 2007.

2007
Beginning asset retirement obligation	$—
Additions related to new properties	118,246
Accretion expense	513
Ending asset retirement obligation	$118,759

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no gas production at December 31, 2007, and therefore has no gas imbalances.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

Reef Global Energy IX, L.P.

Notes to Financial Statements (continued)

As of December 31, 2007, the financial reporting basis of the Partnership’s assets exceeds the tax basis of the assets by approximately $3.67 million, primarily due to intangible drilling costs deducted for income tax purposes.

Fair Value of Financial Instruments

The carrying amounts of the Partnership’s short-term financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate their fair values based on the short maturities of those instruments.

3. Transactions with Affiliates

The Partnership settles its balances with Reef and RELP on a quarterly basis.

Reef, as managing general partner, contributes 1% of all leasehold, drilling, and completion costs when incurred. In addition, Reef purchased 5% of the units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). In connection with the 1% obligation, Reef owed the Partnership $48,064 at December 31, 2007.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership incurred technical services and administrative costs totaling $406,975. Of this amount, $405,924 represents technical services costs capitalized as project costs, and $1,051 represents administrative costs included as general and administrative expenses. At December 31, 2007, the Partnership owed RELP $289,432 for technical and administrative services.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2007, the Partnership owed RELP $1,438,160 for net drilling costs in excess of revenues processed by RELP.

Accounts payable to affiliates as of December 31, 2007 also includes $153,712 for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% to recover actual commissions and organization and offering costs. This remaining balance of $153,712 represents the portion of the management fee in excess of actual commissions and organization and offering costs, and will be paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership has begun payment of this balance at a rate of $5,000 per month beginning in 2008. As such, $60,000 of this amount has been classified as a current liability, and the remaining $93,712 has been classified as a long term liability to affiliates at December 31, 2007.

Reef Global Energy IX, L.P.

Notes to Financial Statements (continued)

Reef entered into an agreement with Access Exploration Corp (“AEC”), a screener of domestic oil and gas prospects. This agreement allowed Reef the opportunity to review and selectively participate in exploratory and developmental prospects previewed by AEC. Reef paid AEC for the geological and geophysical services provided by AEC under this agreement.

Prospects approved for acquisition by Reef under this agreement were assigned to partnerships formed as part of the Program. Each partnership formed as a part of the Program paid Reef, on a pro rata basis, a portion of the fees paid by Reef under this agreement. Total reimbursements to Reef by the partnerships formed as a part of this Program were equal to the actual fees paid by Reef under this agreement. At December 31, 2007, this Partnership had a payable to Reef of $30,958 in connection with this obligation, which was paid to Reef during the first quarter of 2008. The payment has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and natural gas properties.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. During the period from inception (April 6, 2007) to December 31, 2007, the Partnership paid $17,221 of drilling fees to RELP in connection with this obligation. RELP is the operator of all nine wells in which the Partnership currently owns a working interest.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the period from inception (April 6, 2007) to December 31, 2007, one marketer purchased all of the Partnership’s products and accounted for 100% of the Partnership’s oil revenues. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

6. Partnership Equity

Sales of Partnership units began on February 15, 2007. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on April 6, 2007, and the sale of Partnership units was closed on July 7, 2007. The Partnership raised $10,826,028 from the sale of 433.041 Partnership

Reef Global Energy IX, L.P.

Notes to Financial Statements (continued)

units to investor partners. Reef purchased 22.792 units (5%) for $484,322. Reef also contributes 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. In connection with this obligation, Reef paid $19,590 during the period from inception (April 6, 2007) to December 2007, and has accrued an additional $48,064 which was paid during the first quarter of 2008.

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $1,623,904, leaving net capital contributions of $9,754,100 available for Partnership oil and gas activities. Of the $1,623,904 management fee, offering costs were $1,573,904 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7. Partnership Prospects

As of December 31, 2007, the Partnership owns working interests in two developmental prospects operated by RELP upon which a total of six wells have been drilled and three wells are drilling. One well located on the Partnership’s Cole Ranch prospect in Glasscock County, Texas was drilled and completed and began producing oil and natural gas in December 2007. Five wells located on the Partnership’s Sand Dunes prospect in Eddy County, New Mexico completed drilling operations during 2007, and three of the five tested for the presence of hydrocarbons in December 2007. Also, in December 2007, the Partnership began participating in the drilling of three additional wells on the Partnership’s Sand Dunes prospect. The Partnership expects that the drilling of these three wells will be completed in the first quarter of 2008.

The unproved properties owned by the Partnership at December 31, 2007 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other Partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future developmental drilling on this prospect. Partner approval would need to be obtained for borrowing activity, as the estimated additional cost is in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight wells already drilled can be fully analyzed (see Note 8), it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations at its current working interest ownership is approximately $787,500-$1,050,000 per location.

Reef Global Energy IX, L.P.

Notes to Financial Statements (continued)

8. Subsequent Events

Subsequent to December 31, 2007, the Partnership completed and tested the two remaining Sand Dunes prospect wells drilled during 2007. The three additional wells in the Sand Dunes prospect also completed their drilling and short-term testing. All five of the wells tested for the presence of hydrocarbons.

The well drilled on the Partnership’s Cole Ranch prospect is currently producing oil and gas in commercial quantities. Of the eight Sand Dunes prospect wells, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take between 90 and 120 days from the date of this report to finish the evaluation process. Following initial testing which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental.

Currently, generators have been rented to power the four producing Sand Dunes prospect wells undergoing the evaluation process, and salt water produced is being trucked off-site by an independent vendor. In order to reduce overall costs, installation of electric service to the well-site locations is proceeding, and a more cost effective method of salt water disposal is being explored. To date, RELP, the operator of these wells, has been unsuccessful in locating a long-term economic solution for disposing of produced salt water; however, RELP is currently evaluating its options for salt water disposal, and estimates that it will be at least 90 to 120 days from the date of this report for the Sand Dunes prospect to have electricity and efficient salt water disposal capability in place.

9. Supplemental Information on Oil & Gas Exploration and Production Activities

   (Unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end 2007:

December 31,	2007

Oil and natural gas properties:
Unproved properties	$805,244
Proved properties	7,422,177
8,227,421
Less:
Accumulated depreciation, depletion, and amortization	(11,945)
Total	$8,215,476

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the period from inception (April 6, 2007) to December 31, 2007:

Reef Global Energy IX, L.P.

Notes to Financial Statements (continued)

2007

Oil and natural gas properties:
Exploration	$—
Development	8,215,476
Total costs incurred	$8,215,476

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the period from inception (April 6, 2007) to December 31, 2007.

2007

Oil and gas producing activities:
Oil sales	$36,526
Production expenses	(5,511)
Accretion of asset retirement obligation	(513)
Depreciation , depletion and amortization	(11,945)
Results of producing activities	$18,557

Depletion rate per BOE	$30.32

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Oil and Natural Gas Reserves

The following information describes changes during the year and balances of proved oil and natural gas reserves as of December 31, 2007. The definitions used are in accordance with applicable Securities and Exchange Commission regulations.

Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made.

Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based upon future conditions. Additional development costs required to recover these proved reserves are estimated at approximately $1,091,580 as of December 31, 2007. All of the Partnership’s reserves are located in the United States.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership:
New discoveries	203,597	428,898	275,080
Production	(394)	—	(394)
Reserves at December 31, 2007	203,203	428,898	274,686

(1)               Oil includes both oil and natural gas liquids

(2)               BOE (barrels of oil equivalent) is calculated by converting 6 MCF of natural gas to 1 BBL of oil. A BBL (barrel) of oil is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Reef Global Energy IX, L.P.

Notes to Financial Statements (continued)

Standardized Measure of Discounted Future Net Cash Flows

As required by the Financial Accounting Standards Board, the standardized measure of discounted future net cash flows is computed by applying year-end prices, costs and legislated tax rates and a discount factor of 10 percent to net proved reserves.

Changes in the demand for oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Partnership’s proved reserves.

December 31,	2007
Oil and natural gas properties owned by the Partnership:
Future cash inflows	$20,756,192
Future production costs	(7,735,268)
Future development costs	(1,091,580)
Future net cash flows	11,929,344
Effect of discounting net cash flows at 10%	(3,377,495)
Discounted future net cash flows	$8,551,849

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Oil and Natural Gas Reserves

December 31,	2007
Oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$—
Extensions and discoveries	8,582,864
Changes in production timing rates	(513)
Sales net of production costs	(30,502)
Net increase	8,551,849
Standardized measure at end of year	$356,210

EXHIBIT INDEX

3.1*	Certificate of Limited Partnership.

3.2

Form of Limited Partnership Agreement (incorporated by reference to Appendix A to the prospectus filed as part of Post-Effective Amendment No.2 to Registration Statement on Form S-1, SEC File No. 333-122935, filed with the SEC on July 7, 2006.

23.2*	Consent of Gleason Engineering.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

*  Attached herewith